Form 10-Q
period 2019-03-31
INVESCO DB SILVER FUND; Invesco DB Multi-Sector Commodity Trust
filed 2019-05-09
CIK 1383054, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	DBS	NYSE Arca, Inc.

Indicate the number of outstanding Shares as of March 31, 2019: 600,000 Shares.

INVESCO DB SILVER FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Silver Fund

Statements of Financial Condition

March 31, 2019 and December 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $12,912,731 and $9,995,367, respectively)	$12,913,780	$9,995,676
Affiliated Investments, at value and cost	400,422	3,829,452
Other investments:
Variation margin receivable- Commodity Futures Contracts	121,245	92,400
Receivable for:
Dividends from affiliates	1,308	5,472
Total assets	$13,436,755	$13,923,000
Liabilities
Payable for:
Due to custodian	$—	$86,083
Management fees	8,518	8,311
Total liabilities	8,518	94,394
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	895	922
Shareholders' equity—Shares	13,427,342	13,827,684
Total shareholders' equity	13,428,237	13,828,606
Total liabilities and equity	$13,436,755	$13,923,000
General Shares outstanding	40	40
Shares outstanding	600,000	600,000
Net asset value per share	$22.38	$23.05
Market value per share	$22.34	$23.03

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Schedule of Investments

March 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.375% due July 11, 2019 (b)	96.17%	$12,913,780	$13,000,000
Total United States Treasury Obligations (cost $12,912,731)	96.17%	$12,913,780
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.33% (cost $400,422)(c)	2.98%	$400,422	400,422
Total Investments in Securities (cost $13,313,153)	99.15%	$13,314,202

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,986,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Silver	177	May-2019	$13,372,350	$323,330	$323,330

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Schedule of Investments

December 31, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.175% due January 3, 2019 (b)	65.08%	$8,999,439	$9,000,000
U.S. Treasury Bills, 2.370% due February 28, 2019	7.20	996,237	1,000,000
Total United States Treasury Obligations (cost $9,995,367)	72.28%	$9,995,676
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio—Institutional Class, 2.30% (cost $3,829,452)(c)	27.69%	$3,829,452	3,829,452
Total Investments in Securities (cost $13,824,819)	99.97%	$13,825,128

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $2,599,740 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2018.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Silver	176	May-2019	$13,750,880	$781,110	$781,110

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Income
Interest Income	$50,578	$69,518
Dividends from Affiliates	29,532	4,119
Total Income	80,110	73,637
Expenses
Management Fees	25,607	38,042
Brokerage Commissions and Fees	3	—
Interest Expense	188	116
Total Expenses	25,798	38,158
Less: Waivers	(2,359)	(640)
Net Expenses	23,439	37,518
Net Investment Income (Loss)	56,671	36,119
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	9
Commodity Futures Contracts	—	—
Net Realized Gain (Loss)	—	9
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	740	(4,161)
Commodity Futures Contracts	(457,780)	(1,050,000)
Net Change in Unrealized Gain (Loss)	(457,040)	(1,054,161)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(457,040)	(1,054,152)
Net Income (Loss)	$(400,369)	$(1,018,033)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$922	600,000	$13,827,684	$13,828,606
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		4		56,667	56,671
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		—	—
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(31)		(457,009)	(457,040)
Net Income (Loss)		(27)		(400,342)	(400,369)
Net Change in Shareholders' Equity	—	(27)	—	(400,342)	(400,369)
Balance at March 31, 2019	40	$895	600,000	$13,427,342	$13,428,237

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

Invesco DB Silver Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(400,369)	$(1,018,033)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(14,867,725)	(18,883,200)
Proceeds from securities sold and matured	12,000,000	17,999,487
Cost of affiliated investments purchased	(11,973,822)	(12,803,899)
Proceeds from affiliated investments sold	15,402,851	14,329,319
Net accretion of discount on United States Treasury Obligations	(49,638)	(69,518)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(9)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(740)	4,161
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(28,845)	255,600
Dividends from affiliates	4,164	(73)
Management fees	207	390
Net cash provided by (used for) operating activities	86,083	(185,775)
Cash flows from financing activities:
Increase (decrease) in payable for amount due to custodian, net	(86,083)	—
Net cash provided by (used for) financing activities	(86,083)	—
Net change in cash	—	(185,775)
Cash at beginning of period	—	185,775
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$188	$116

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Notes to Unaudited Financial Statements

March 31, 2019

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2019 and 2018.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three months ended March 31, 2019 and 2018.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2019 and 2018, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three months ended March 31, 2019 and 2018, respectively.

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

The Managing Owner waived fees of $2,359 and $640 for the three months ended March 31, 2019 and 2018, respectively.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$12,913,780	$—	$12,913,780
Money Market Mutual Fund	400,422	—	—	400,422
Total Investments in Securities	400,422	12,913,780	—	13,314,202
Other Investments—Assets(a)
Commodity Futures Contracts	323,330	—	—	323,330
Total Investments	$723,752	$12,913,780	$—	$13,637,532

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$9,995,676	$—	$9,995,676
Money Market Mutual Fund	3,829,452	—	—	3,829,452
Total Investments in Securities	3,829,452	9,995,676	—	13,825,128
Other Investments—Assets(a)
Commodity Futures Contracts	781,110	—	—	781,110
Total Investments	$4,610,562	$9,995,676	$—	$14,606,238

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$323,330	$—	$781,110	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$323,330	$(202,085)	$121,245	$—	$—	$121,245

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$781,110	$(688,710)	$92,400	$—	$—	$92,400

(a)	As of March 31, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$—	$—
	Net Change in Unrealized Gain (Loss)	(457,780)	(1,050,000)
Total		$(457,780)	$(1,050,000)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2019	2018
Average Notional Value	$13,796,350	$20,535,300

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

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$23.05	$26.23
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.76)	(1.32)
Net investment income (loss) (a)	0.09	0.05
Net income (loss)	(0.67)	(1.27)
Net asset value per Share, end of period	$22.38	$24.96
Market value per Share, beginning of period (b)	$23.03	$25.99
Market value per Share, end of period (b)	$22.34	$25.02
Ratio to average Net Assets (c)
Net investment income (loss)	1.66%	0.71%
Expenses, after waivers	0.69%	0.74%
Expenses, prior to waivers	0.76%	0.75%
Total Return, at net asset value (d)	(2.91)%	(4.84)%
Total Return, at market value (d)	(3.00)%	(3.73)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Fund’s commodity futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits” or “daily limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price. Once a limit price has been reached in a particular contract, it is usually the case that no trades may be made at a different price than specified in the limit. The duration of limit prices generally varies. Limit prices may have the effect of precluding the Fund from trading in a particular contract or requiring the Fund to liquidate contracts at disadvantageous times or prices. Either of those outcomes could adversely affect the Fund’s ability to pursue its investment objective.

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Investment Management Americas Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $0.1 million and $(0.2) million for the three months ended March 31, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the three months ended March 31, 2019, $14.9 million was paid to purchase United States Treasury Obligations and $12.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2018, $18.9 million was paid to purchase United States Treasury Obligations and $18.0 million was received from sales and maturing United States Treasury Obligations. $15.4 million was received from sales of affiliated investments and $12.0 million was paid to purchase affiliated investments during the three months ended March 31, 2019. $14.3 million was received from sales of affiliated investments and $12.8 million was paid to purchase affiliated investments during the three months ended March 31, 2018.

Financing Activities

         The Fund’s net cash flow provided by (used for) financing activities was $(0.1) million and $0.0 million during the three months ended March 31, 2019 and 2018, respectively. There were no sales or redemptions of shares by Authorized Participants during the three months ended March 31, 2019 and 2018, respectively. Payable for the amount due to custodian increased (decreased) by $(0.1) million and $0.0 million during the three months ended March 31, 2019 and 2018, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD SILVER INDEX ERTM FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodity. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The DBIQ Optimum Yield Silver Index Total Return™ (the “DBIQ-OY SI TR™”) consists of the same components as the Index plus 3-month United States Treasury Obligations returns. Past results of the DBIQ-OY SI TR™ are not necessarily indicative of future changes, positive or negative, in the closing levels of the DBIQ-OY SI TR™.

The section “Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY SI TR™), and the Fund does not attempt to outperform or underperform the Index.  The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
Underlying Index	2019	2018
DB Silver Indices	(2.73)%	(4.64)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

For the three months ended March 31, 2019, the NYSE Arca market value of each Share decreased 3.00% from $23.03 per Share to $22.34 per Share. The Share price low and high for the three months ended March 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $22.17 per Share (-3.71%) on March 28, 2019 and a high of $23.88 per Share (+3.71%) on February 20, 2019.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2019, the NAV of each Share decreased 2.91% from $23.05 per Share to $22.38 per Share. Falling prices of silver futures contracts during the three months ended March 31, 2019 contributed to an overall 3.30% decrease in the level of the Index and to a 2.73% decrease in the level of the DBIQ-OY SI TR™.

Net income (loss) for the three months ended March 31, 2019 was $(0.4) million, results from income of $0.1 million and net change in unrealized gain (loss) of $(0.5) million.

          For the three months ended March 31, 2018, the NAV of each Share decreased 4.84% from $26.23 per Share to $24.96 per

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2018.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2019.

				For the Three Months Ended
				March 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Silver Fund	$13,428,237	0.90%	$281,735	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Silver Fund	$13,828,606	0.93%	$298,695	12

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

The following were the primary trading risk exposures of the Fund as of March 31, 2019:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2019 to January 31, 2019	—	$—
February 1, 2019 to February 28, 2019	—	—
March 1, 2019 to March 31, 2019	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Silver Fund – March 31, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Silver Fund – March 31, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Silver Fund –December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Silver Fund – For the Three Months Ended March 31, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Three Months Ended March 31, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Three Months Ended March 31, 2018 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Silver Fund – For the Three Months Ended March 31, 2019 and 2018 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Silver Fund – March 31, 2019.

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

Dated: May 8, 2019