Form 10-Q
period 2019-06-30
INVESCO DB SILVER FUND; Invesco DB Multi-Sector Commodity Trust
filed 2019-08-08
CIK 1383054, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of outstanding Shares as of June 30, 2019: 600,000 Shares.

INVESCO DB SILVER FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Silver Fund

Statements of Financial Condition

June 30, 2019 and December 31, 2018

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $12,937,934 and $9,995,367, respectively)	$12,939,628	$9,995,676
Affiliated Investments, at value and cost	473,046	3,829,452
Other investments:
Variation margin receivable- Commodity Futures Contracts	42,140	92,400
Receivable for:
Dividends from affiliates	1,512	5,472
Total assets	$13,456,326	$13,923,000
Liabilities
Payable for:
Due to custodian	—	86,083
Management fees	8,012	8,311
Total liabilities	8,012	94,394
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	896	922
Shareholders' equity—Shares	13,447,418	13,827,684
Total shareholders' equity	13,448,314	13,828,606
Total liabilities and equity	$13,456,326	$13,923,000
General Shares outstanding	40	40
Shares outstanding	600,000	600,000
Net asset value per share	$22.41	$23.05
Market value per share	$22.40	$23.03

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Schedule of Investments

June 30, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.375% due July 11, 2019 (b)	89.18%	$11,993,592	$12,000,000
U.S. Treasury Bills, 2.240% due September 12 , 2019	7.03	946,036	950,000
Total United States Treasury Obligations (cost $12,937,934)	96.21%	$12,939,628
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.26% (cost $473,046)©	3.52%	$473,046	473,046
Total Investments in Securities (cost $13,410,980)	99.73%	$13,412,674

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $1,998,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of June 30, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Silver	172	May-2020	$13,422,880	$(34,587)	$(34,587)

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Silver Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income
Interest Income	$75,756	$78,659	$126,334	$148,177
Dividends from Affiliates	3,867	4,827	33,399	8,946
Total Income	79,623	83,486	159,733	157,123
Expenses
Management Fees	24,586	37,862	50,193	75,904
Brokerage Commissions and Fees	1,001	—	1,004	—
Interest Expense	416	98	604	214
Total Expenses	26,003	37,960	51,801	76,118
Less: Waivers	(310)	(533)	(2,669)	(1,173)
Net Expenses	25,693	37,427	49,132	74,945
Net Investment Income (Loss)	53,930	46,059	110,601	82,178
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	70	(110)	70	(101)
Commodity Futures Contracts	323,349	—	323,349	—
Net Realized Gain (Loss)	323,419	(110)	323,419	(101)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	645	5,031	1,385	870
Commodity Futures Contracts	(357,917)	(336,000)	(815,697)	(1,386,000)
Net Change in Unrealized Gain (Loss)	(357,272)	(330,969)	(814,312)	(1,385,130)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(33,853)	(331,079)	(490,893)	(1,385,231)
Net Income (Loss)	$20,077	$(285,020)	$(380,292)	$(1,303,053)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2019	40	$895	600,000	$13,427,342	$13,428,237
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		4		53,926	53,930
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		22		323,397	323,419
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(25)		(357,247)	(357,272)
Net Income (Loss)		1		20,076	20,077
Net Change in Shareholders' Equity	—	1	—	20,076	20,077
Balance at June 30, 2019	40	$896	600,000	$13,447,418	$13,448,314

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

Invesco DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$922	600,000	$13,827,684	$13,828,606
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		8		110,593	110,601
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		22		323,397	323,419
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(56)		(814,256)	(814,312)
Net Income (Loss)		(26)		(380,266)	(380,292)
Net Change in Shareholders' Equity	—	(26)	—	(380,266)	(380,292)
Balance at June 30, 2019	40	$896	600,000	$13,447,418	$13,448,314

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

Invesco DB Silver Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(380,292)	$(1,303,053)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(15,813,112)	(26,844,833)
Proceeds from securities sold and matured	12,995,672	25,993,250
Cost of affiliated investments purchased	(14,832,151)	(18,461,640)
Proceeds from affiliated investments sold	18,188,556	20,499,606
Net accretion of discount on United States Treasury Obligations	(125,056)	(148,177)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(70)	101
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(1,385)	(870)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	50,260	80,400
Dividends from affiliates	3,960	(387)
Management fees	(299)	(172)
Net cash provided by (used for) operating activities	86,083	(185,775)
Cash flows from financing activities:
Increase (decrease) in payable for amount due to custodian, net	(86,083)	—
Net cash provided by (used for) financing activities	(86,083)	—
Net change in cash	—	(185,775)
Cash at beginning of period	—	185,775
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$604	$214

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Notes to Unaudited Financial Statements

June 30, 2019

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2019 and 2018.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

B.  Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates by a significant amount. In addition, the Fund monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

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

No distributions were paid for the three and six months ended June 30, 2019 and 2018.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2019 and 2018, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2019 and 2018, respectively.

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

The Managing Owner waived fees of $310 and $2,669 for the three and six months ended June 30, 2019, respectively. The Managing Owner waived fees of $533 and $1,173 for the three and six months ended June 30, 2018, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed DWS Investment Management Americas, Inc.. to serve as the index sponsor (the “Index Sponsor”). The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$12,939,628	$—	$12,939,628
Money Market Mutual Fund	473,046	—	—	473,046
Total Investments in Securities	473,046	12,939,628	—	13,412,674
Other Investments—Liabilities(a)
Commodity Futures Contracts	(34,587)	—	—	(34,587)
Total Investments	$438,459	$12,939,628	$—	$13,378,087

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$9,995,676	$—	$9,995,676
Money Market Mutual Fund	3,829,452	—	—	3,829,452
Total Investments in Securities	3,829,452	9,995,676	—	13,825,128
Other Investments—Assets(a)
Commodity Futures Contracts	781,110	—	—	781,110
Total Investments	$4,610,562	$9,995,676	$—	$14,606,238

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(34,587)	$781,110	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$76,727	$(34,587)	$42,140	$—	$—	$42,140

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$781,110	$(688,710)	$92,400	$—	$—	$92,400

(a)	As of June 30, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$323,349	—
	Net Change in Unrealized Gain (Loss)	(357,917)	(336,000)
Total		$(34,568)	$(336,000)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$323,349	$—
	Net Change in Unrealized Gain (Loss)	(815,697)	(1,386,000)
Total		$(492,348)	$(1,386,000)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average Notional Value	$13,220,403	$19,862,700	$13,527,809	$20,239,543

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

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$22.38	$24.96	$23.05	$26.23
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.06)	(0.41)	(0.82)	(1.73)
Net investment income (loss) (a)	0.09	0.05	0.18	0.10
Net income (loss)	0.03	(0.36)	(0.64)	(1.63)
Net asset value per Share, end of period	$22.41	$24.60	$22.41	$24.60
Market value per Share, beginning of period (b)	$22.34	$25.02	$23.03	$25.99
Market value per Share, end of period (b)	$22.40	$24.49	$22.40	$24.49
Ratio to average Net Assets (c)
Net investment income (loss)	1.65%	0.91%	1.65%	0.81%
Expenses, after waivers	0.78%	0.74%	0.73%	0.74%
Expenses, prior to waivers	0.79%	0.75%	0.77%	0.75%
Total Return, at net asset value (d)	0.13%	(1.44)%	(2.78)%	(6.21)%
Total Return, at market value (d)	0.27%	(2.12)%	(2.73)%	(5.77)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”).  The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

      Index Description

The Managing Owner pays DWS Investment Management Americas, Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, DWS Investment Management Americas, Inc.. or any subsidiary or affiliate of Deutsche Bank AG or DWS Investment Management Americas, Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Silver Index Excess Return™ (the “Index”) is the exclusive property of DWS Investment Management Americas, Inc. “DBIQ” and “Optimum Yield” are service marks of Deutsche Bank AG and have been licensed for use for certain purposes by DWS Investment Management Americas, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner, or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Timber Hill LLC, UBS Securities, Virtu Americas, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

     Operating Activities

Net cash flow provided by (used for) operating activities was $0.1 million and $(0.2) million for the six months ended June 30, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2019, $15.8 million was paid to purchase United States Treasury Obligations and $13.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2018, $26.8 million was paid to purchase United States Treasury Obligations and $26.0 million was received from sales and maturing United States Treasury Obligations. $18.2 million was received from sales of affiliated investments and $14.8 million was paid to purchase affiliated investments during the six months ended June 30, 2019. $20.5 million was received from sales of affiliated investments and $18.5 million was paid to purchase affiliated investments during the six months ended June 30, 2018.

     Financing Activities

          The Fund’s net cash flow provided by (used for) financing activities was $(0.1) million and $0.0 million during the six months ended June 30, 2019 and 2018, respectively. There were no sales or redemptions of shares by Authorized Participants during the six months ended June 30, 2019 and 2018, respectively. Payable for the amount due to custodian increased (decreased) by $(0.1) million and $0.0 million during the six months ended June 30, 2019 and 2018, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD SILVER INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY SI TR™), and the Fund does not attempt to outperform or underperform the Index.  The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2019	2018	2019	2018
DB Silver Indices	0.33%	(1.23)%	(2.41)%	(5.81)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

For the three months ended June 30, 2019, the NYSE Arca market value of each Share increased 0.27% from $22.34 per Share to $22.40 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $21.03 per Share (-5.89%) on May 28, 2019 and a high of $22.62 per Share (+1.25%) on June 20, 2019.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2019, the NAV of each Share increased 0.13% from $22.38 per Share to $22.41 per Share. Rising prices of silver futures contracts during the three months ended June 30, 2019 contributed to an overall 0.24% decrease in the level of the Index and to a 0.33% increase in the level of the DBIQ-OY SI TR™.

Net income (loss) for the three months ended June 30, 2019 was $0.0 million, primarily resulting from net realized gain (loss) of $0.3 million and net change in unrealized gain (loss) of $(0.4) million and operating expenses of $0.0 million.

          For the three months ended June 30, 2018, the NAV of each Share decreased 1.44% from $24.96 per Share to $24.60 per

Share. Falling prices of silver futures contracts during the three months ended June 30, 2018 contributed to an overall 1.69%

decrease in the level of the Index and to a 1.23% decrease in the level of the DBIQ-OY SI TR™.

          Net income (loss) for the three months ended June 30, 2018 was $(0.3) million, primarily resulting from net change in unrealized gain (loss) of $(0.3) million.

FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

          For the six months ended June 30, 2019, the NYSE Arca market value of each Share decreased 2.73% from $23.03 per Share to

$22.40 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on

December 31, 2018 was as follows: Shares traded at a low of $21.03 per Share (-8.69%) on May 28, 2019 and a high of $23.88 per

Share (+3.71%) on February 20, 2019.

          For the six months ended June 30, 2018, the NYSE Arca market value of each Share decreased 5.77% from $25.99 per Share to

$24.49 per Share. The Share price low and high for the six months ended June 30, 2018 and related change from the Share price on

December 31, 2017 was as follows: Shares traded at a low of $24.37 per Share (-6.23%) on June 28, 2018 and a high of $26.98 per

Share (+3.83%) on January 24, 2018.

Fund Share Net Asset Performance

          For the six months ended June 30, 2019, the NAV of each Share decreased 2.78% from $23.05 per Share to $22.41 per Share.

Falling prices of silver futures contracts during the six months ended June 30, 2019 contributed to an overall 3.54% decrease in the level of the Index and to a 2.41% decrease in the level of the DBIQ-OY SI TR™.

          Net income (loss) for the six months ended June 30, 2019 was $(0.4) million, primarily resulting from $0.2 million of income, net realized gain (loss) of $0.3 million, net change in unrealized gain (loss) of $(0.8) million and operating expenses of $0.1 million.

          For the six months ended June 30, 2018, the NAV of each Share decreased 6.21% from $26.23 per Share to $24.60 per Share.

Falling prices of silver futures contracts during the six months ended June 30, 2018 contributed to an overall 6.61% decrease in the level of the Index and to a 5.81% decrease in the level of the DBIQ-OY SI TR™.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2019.

				For the Six Months Ended
				June 30, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Silver Fund	$13,448,314	0.85%	$265,275	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Silver Fund	$13,828,606	0.93%	$298,695	12

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

The following were the primary trading risk exposures of the Fund as of June 30, 2019:

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

     Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On June 18, 2019, the SEC adopted amendments to the Loan Rule (the “Amendments”) addressing many of the issues that led to the issuance of the no-action letter. The Amendments will become effective and supersede the no-action on October 3, 2019. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Fund’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Fund’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund.  The SEC no-action relief was initially set to expire eighteen (18) months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of the Amendments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2019 to April 30, 2019	—	$—
May 1, 2019 to May 31, 2019	—	—
June 1, 2019 to June 30, 2019	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Silver Fund – June 30, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Silver Fund – June 30, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Silver Fund –December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Silver Fund – For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Three Months Ended June 30, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Three Months Ended June 30, 2018 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco

DB Silver Fund – For the Six Months Ended June 30, 2019 (Unaudited), (viii) the Statements of Changes in Shareholders’

Equity of Invesco DB Silver Fund – For the Six Months Ended June 30, 2018 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Silver Fund – For the Six Months Ended June 30, 2019 and 2018 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Silver Fund – June 30, 2019.

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

Dated: August 7, 2019