Form 10-Q
period 2020-09-30
INVESCO DB SILVER FUND; Invesco DB Multi-Sector Commodity Trust
filed 2020-11-06
CIK 1383054, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of outstanding Shares as of September 30, 2020: 800,000

INVESCO DB SILVER FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Silver Fund

Statements of Financial Condition

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $14,997,281 and $10,982,424 respectively)	$14,997,595	$10,984,118
Affiliated Investments, at value and cost	12,749,883	4,434,970
Cash held by custodian	—	49,590
Receivable for:
Dividends from affiliates	129	3,148
Brokerage commissions and fees	—	6
Total assets	$27,747,607	$15,471,832
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$1,046,250	$68,400
Payable for:
Management fees	16,290	9,138
Total liabilities	1,062,540	77,538
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,334	1,026
Shareholders' equity—Shares	26,683,733	15,393,268
Total shareholders' equity	26,685,067	15,394,294
Total liabilities and equity	$27,747,607	$15,471,832
General Shares outstanding	40	40
Shares outstanding	800,000	600,000
Net asset value per share	$33.35	$25.66
Market value per share	$33.18	$25.63

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Schedule of Investments

September 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.085% due November 12, 2020 (b)	7.49%	$1,999,811	$2,000,000
U.S. Treasury Bills, 0.115% due December 10, 2020 (b)	26.23	6,998,843	7,000,000
U.S. Treasury Bills, 0.110% due December 17, 2020	22.48	5,998,941	6,000,000
Total United States Treasury Obligations (cost $14,997,281)	56.20%	$14,997,595
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class 0.02% (cost $12,749,883)(c)(d)	47.78%	12,749,883	12,749,883
Total Investments in Securities (cost $27,747,164)	103.98%	$27,747,478

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $8,998,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2020.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Silver	225	May-2021	$26,689,500	$6,058,479	$6,058,479

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Silver Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income
Interest Income	$3,220	$71,885	$59,305	$198,219
Dividends from Affiliates	748	8,838	20,636	42,237
Total Income	3,968	80,723	79,941	240,456
Expenses
Management Fees	45,928	28,192	99,725	78,385
Brokerage Commissions and Fees	150	3	1,148	1,007
Interest Expense	246	254	883	858
Total Expenses	46,324	28,449	101,756	80,250
Less: Waivers	(5,557)	(776)	(10,677)	(3,445)
Net Expenses	40,767	27,673	91,079	76,805
Net Investment Income (Loss)	(36,799)	53,050	(11,138)	163,651
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	61	45	307	115
Commodity Futures Contracts	—	—	(573,066)	323,349
Net Realized Gain (Loss)	61	45	(572,759)	323,464
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	351	466	(1,380)	1,851
Commodity Futures Contracts	2,818,671	1,368,535	4,054,017	552,838
Net Change in Unrealized Gain (Loss)	2,819,022	1,369,001	4,052,637	554,689
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	2,819,083	1,369,046	3,479,878	878,153
Net Income (Loss)	$2,782,284	$1,422,096	$3,468,740	$1,041,804

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2020	40	$1,072	600,000	$16,079,678	$16,080,750
Purchases of Shares			200,000	7,822,033	7,822,033
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			200,000	7,822,033	7,822,033
Net Income (Loss)
Net Investment Income (Loss)		(3)		(36,796)	(36,799)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(13)		74	61
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		278		2,818,744	2,819,022
Net Income (Loss)		262		2,782,022	2,782,284
Net Change in Shareholders' Equity	—	262	200,000	10,604,055	10,604,317
Balance at September 30, 2020	40	$1,334	800,000	$26,683,733	$26,685,067

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

Invesco DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$1,026	600,000	$15,393,268	$15,394,294
Purchases of Shares			200,000	7,822,033	7,822,033
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			200,000	7,822,033	7,822,033
Net Income (Loss)
Net Investment Income (Loss)		(1)		(11,137)	(11,138)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(51)		(572,708)	(572,759)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		360		4,052,277	4,052,637
Net Income (Loss)		308		3,468,432	3,468,740
Net Change in Shareholders' Equity	—	308	200,000	11,290,465	11,290,773
Balance at September 30, 2020	40	$1,334	800,000	$26,683,733	$26,685,067

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

Invesco DB Silver Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$3,468,740	$1,041,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(30,955,458)	(30,837,153)
Proceeds from securities sold and matured	26,999,864	25,945,672
Cost of affiliated investments purchased	(60,854,987)	(32,334,819)
Proceeds from affiliated investments sold	52,540,074	35,802,836
Net accretion of discount on United States Treasury Obligations	(58,956)	(196,049)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(307)	(115)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,380	(1,851)
Change in operating assets and liabilities:		—
Variation margin - Commodity Futures Contracts	977,850	660,705
Dividends from affiliates	3,019	3,709
Management fees	7,152	1,344
Brokerage commissions and fees	6	—
Net cash provided by (used in) operating activities	(7,871,623)	86,083
Cash flows from financing activities:
Proceeds from purchases of Shares	7,822,033	—
Increase (decrease) in payable for amount due to custodian, net	—	(86,083)
Net cash provided by (used in) financing activities	7,822,033	(86,083)
Net change in cash	(49,590)	—
Cash at beginning of period	49,590	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$883	$858

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Notes to Unaudited Financial Statements

September 30, 2020

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (“Creation Units”). The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on January 5, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2020 and 2019.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

No distributions were paid for the three and nine months ended September 30, 2020 and 2019.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2020 and 2019, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2020 and 2019, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2017.

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

The Managing Owner waived fees of $5,557 and $10,677 for the three and nine months ended September 30, 2020, respectively. The Managing Owner waived fees of $776 and $3,445 for the three and nine months ended September 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$14,997,595	$—	$14,997,595
Money Market Mutual Fund	12,749,883	—	—	12,749,883
Total Investments in Securities	12,749,883	14,997,595	—	27,747,478
Other Investments—Assets(a)
Commodity Futures Contracts	6,058,479	—	—	6,058,479
Total Investments	$18,808,362	$14,997,595	$—	$33,805,957

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$10,984,118	$—	$10,984,118
Money Market Mutual Fund	4,434,970	—	—	4,434,970
Total Investments in Securities	4,434,970	10,984,118	—	15,419,088
Other Investments—Assets(a)
Commodity Futures Contracts	2,004,462	—	—	2,004,462
Total Investments	$6,439,432	$10,984,118	$—	$17,423,550

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$6,058,479	$—	$2,004,462	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$—	$—
	Net Change in Unrealized Gain (Loss)	2,818,671	1,368,535
Total		$2,818,671	$1,368,535

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(573,066)	$323,349
	Net Change in Unrealized Gain (Loss)	4,054,017	552,838
Total		$3,480,951	$876,187

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average Notional Value	$24,070,660	$14,655,483	$18,209,704	$13,989,371

Note 8 – Investments in Affiliates

          Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

          The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$—	$14,471,133	$(1,721,250)	$—	$—	$12,749,883	$37
Invesco Premier U.S. Government Money Portfolio, Institutional Class	7,605,542	24,300,233	(31,905,775)	—	—	—	711
Total	$7,605,542	$38,771,366	$(33,627,025)	$—	$—	$12,749,883	$748

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$—	$14,471,133	$(1,721,250)	$—	$—	$12,749,883	$37
Invesco Premier U.S. Government Money Portfolio, Institutional Class	4,434,970	46,383,854	(50,818,824)	—	—	—	20,599
Total	$4,434,970	$60,854,987	$(52,540,074)	$—	$—	$12,749,883	$20,636

         The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2019.

	Value 06/30/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$473,046	$17,502,667	$(17,614,279)	$—	$—	$361,434	$8,838

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$3,829,452	$32,334,818	$(35,802,836)	$—	$—	$361,434	$42,237

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 100,000 Shares. For purposes of processing both creation and redemption orders, a

“business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$26.80	$22.41	$25.66	$23.05
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	6.60	2.28	7.71	1.46
Net investment income (loss) (a)	(0.05)	0.09	(0.02)	0.27
Net income (loss)	6.55	2.37	7.69	1.73
Net asset value per Share, end of period	$33.35	$24.78	$33.35	$24.78
Market value per Share, beginning of period (b)	$26.65	$22.40	$25.63	$23.03
Market value per Share, end of period (b)	$33.18	$24.89	$33.18	$24.89
Ratio to average Net Assets (c)
Net investment income (loss)	(0.60)%	1.41%	(0.08)%	1.57%
Expenses, after waivers	0.67%	0.74%	0.69%	0.73%
Expenses, prior to waivers	0.76%	0.76%	0.77%	0.77%
Total Return, at net asset value (d)	24.44%	10.58%	29.97%	7.51%
Total Return, at market value (d)	24.50%	11.12%	29.46%	8.08%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (“Management Fee”) and are not charged to or reimbursed by the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 100,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

     Operating Activities

Net cash flow provided by (used in) operating activities was $(7.9) million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2020, $31.0 million was paid to purchase United States Treasury Obligations and $27.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2019, $30.8 million was paid to purchase United States Treasury Obligations and $25.9 million was received from sales and maturing United States Treasury Obligations. $52.5 million was received from sales of affiliated investments and $60.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. $35.8 million was received from sales of affiliated investments and $32.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2019.

     Financing Activities

          The Fund’s net cash flow provided by (used in) financing activities was $7.8 million and $(0.1) million during the nine months ended September 30, 2020 and 2019, respectively. This included $7.8 million and $0.0 from shares purchased by Authorized Participants during the nine months ended September 30, 2020 and 2019, respectively. There were no redemptions of shares by Authorized Participants during the nine months ended September 30, 2020 and 2019, respectively. Payable for the amount due to Custodian increased (decreased) by $0.0 million and $(0.1) million during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD SILVER INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY SI TR™), and the Fund does not attempt to outperform or underperform the Index.  The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2020	2019	2020	2019
DB Silver Indices	24.65%	10.81%	30.35%	8.14%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $26.65 per Share to $33.18 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $26.35 per Share (-1.13%) on July 3, 2020 and a high of $41.82 per Share (+56.95%) on August 6, 2020. The total return for the Fund, on a market value basis, was +24.50%.

          For the three months ended September 30, 2019, the NYSE Arca market value of each Share increased from $22.40 per Share to $24.89 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the Share price on June 30, 2019 was as follows: Shares traded at a low of $22.00 per Share (-1.76%) on July 5, 2019 and a high of $28.60 per Share (+27.68%) on September 4, 2019. The total return for the Fund, on a market value basis, was +11.12%.

Fund Share Net Asset Performance

For the three months ended September 30, 2020, the NAV of each Share increased from $26.80 per Share to $33.35 per Share. Rising prices of silver futures contracts during the three months ended September 30, 2020 contributed to an overall 24.62% increase in the level of the Index and to a 24.65% increase in the level of the DBIQ-OY SI TR™. The total return for the Fund, on a NAV basis, was +24.44%.

Net income (loss) for the three months ended September 30, 2020 was $2.8 million, primarily resulting from net change in unrealized gain (loss) of $2.8 million.

          For the three months ended September 30, 2019, the NAV of each Share increased from $22.41 per Share to $24.78 per

Share. Rising prices of silver futures contracts during the three months ended September 30, 2019 contributed to an overall 10.24%

increase in the level of the Index and to a 10.81% increase in the level of the DBIQ-OY SI TR™. The total return for the Fund, on a NAV basis, was +10.58%.

          Net income (loss) for the three months ended September 30, 2019 was $1.4 million, primarily resulting from net change in unrealized gain (loss) of $1.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

          For the nine months ended September 30, 2020, the NYSE Arca market value of each Share increased from $25.63 per Share to

$33.18 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $17.21 per Share (-32.84%) on March 18, 2020 and a high of $41.82 per Share (+63.20%) on August 6, 2020. The total return for the Fund, on a market value basis, was +29.46%.

          For the nine months ended September 30, 2019, the NYSE Arca market value of each Share increased from $23.03 per Share to

$24.89 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $21.03 per Share (-8.69%) on May 28, 2019 and a high of $28.60 per Share (+24.19%) on September 4, 2019. The total return for the Fund, on a market value basis, was +8.08%.

Fund Share Net Asset Performance

          For the nine months ended September 30, 2020, the NAV of each Share increased from $25.66 per Share to $33.35 per Share.

Rising prices of silver futures contracts during the nine months ended September 30, 2020 contributed to an overall 29.90% increase in the level of the Index and to a 30.35% increase in the level of the DBIQ-OY SI TR™. The total return for the Fund, on a NAV basis, was +29.97%.

          Net income (loss) for the nine months ended September 30, 2020 was $3.5 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(0.6) million, net change in unrealized gain (loss) of $4.1 million and net operating expenses of $0.1 million.

          For the nine months ended September 30, 2019, the NAV of each Share increased from $23.05 per Share to $24.78 per Share.

Rising prices of silver futures contracts during the nine months ended September 30, 2019 contributed to an overall 6.34% increase in the level of the Index and to a 8.14% increase in the level of the DBIQ-OY SI TR™. The total return for the Fund, on a NAV basis, was +7.51%.

          Net income (loss) for the nine months ended September 30, 2019 was $1.0 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $0.3 million, net change in unrealized gain (loss) of $0.6 million and net operating expenses of $0.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2020.

				For the Nine Months Ended
				September 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Silver Fund	$26,685,067	2.25%	$1,396,100	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Silver Fund	$15,394,294	1.01%	$362,480	13

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

The following were the primary trading risk exposures of the Fund as of September 30, 2020:

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

     Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2020:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2020 to July 31, 2020	—	$—
August 1, 2020 to August 31, 2020	—	—
September 1, 2020 to September 30, 2020	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
10.1	Form of Participant Agreement (filed herewith)

10.2	Amendment to Form of Participant Agreement (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Silver Fund – September 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Silver Fund – September 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Silver Fund –December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Silver Fund – For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Three Months Ended September 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Three Months Ended September 30, 2019 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Nine Months Ended September 30, 2020 (Unaudited), (viii) the Statements of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Nine Months Ended September 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Silver Fund – For the Nine Months Ended September 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Silver Fund— September 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Silver Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2020		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 5, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools