Form 10-Q
period 2021-06-30
INVESCO DB SILVER FUND; Invesco DB Multi-Sector Commodity Trust
filed 2021-08-06
CIK 1383054, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of outstanding Shares as of June 30, 2021: 700,000

INVESCO DB SILVER FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Silver Fund

Statements of Financial Condition

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $12,999,028 and $11,997,570 respectively)	$12,998,469	$11,998,090
Affiliated Investments, at value and cost	12,311,857	13,839,876
Other investments:
Variation margin receivable- Commodity Futures Contracts	285,675	—
Cash held by custodian	—	351,645
Receivable for:
Dividends from affiliates	285	224
Total assets	$25,596,286	$26,189,835
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$157,600
Payable for:
Management fees	16,319	14,645
Total liabilities	16,319	172,245
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,462	1,487
Shareholders' equity—Shares	25,578,505	26,016,103
Total shareholders' equity	25,579,967	26,017,590
Total liabilities and equity	$25,596,286	$26,189,835
General Shares outstanding	40	40
Shares outstanding	700,000	700,000
Net asset value per share	$36.54	$37.17
Market value per share	$36.62	$37.38

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Schedule of Investments

June 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.025% due September 9, 2021 (b)	19.55%	$4,999,597	$5,000,000
U.S. Treasury Bills, 0.050% due October 7, 2021 (b)	15.64	3,999,537	4,000,000
U.S. Treasury Bills, 0.035% due November 4, 2021 (b)	15.63	3,999,335	4,000,000
Total United States Treasury Obligations (cost $12,999,028)	50.82%	$12,998,469
Affiliated Investments
Money Market Mutual Fund			Shares
Invesco Government & Agency Portfolio, Institutional Class 0.03% (cost $12,311,857)(c)(d)	48.13%	12,311,857	12,311,857
Total Investments in Securities (cost $25,310,885)	98.95%	$25,310,326

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $12,997,900 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2021.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Silver	195	January-2022	$25,602,525	$(875,064)	$(875,064)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Silver Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income
Interest Income	$1,070	$19,908	$3,666	$56,085
Dividends from Affiliates	996	2,301	2,089	19,888
Total Income	2,066	22,209	5,755	75,973
Expenses
Management Fees	51,808	26,610	103,936	53,797
Brokerage Commissions and Fees	2,553	992	2,635	998
Interest Expense	157	260	470	637
Total Expenses	54,518	27,862	107,041	55,432
Less: Waivers	(251)	(2,795)	(3,230)	(5,120)
Net Expenses	54,267	25,067	103,811	50,312
Net Investment Income (Loss)	(52,201)	(2,858)	(98,056)	25,661
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	246	—	246
Commodity Futures Contracts	8,190,337	(573,066)	8,190,337	(573,066)
Net Realized Gain (Loss)	8,190,337	(572,820)	8,190,337	(572,820)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(995)	(18,334)	(1,079)	(1,731)
Commodity Futures Contracts	(6,220,213)	4,529,661	(8,397,958)	1,235,346
Net Change in Unrealized Gain (Loss)	(6,221,208)	4,511,327	(8,399,037)	1,233,615
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1,969,129	3,938,507	(208,700)	660,795
Net Income (Loss)	$1,916,928	$3,935,649	$(306,756)	$686,456

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2021	40	$1,375	800,000	$27,501,059	$27,502,434
Purchases of Shares			—	—	—
Redemption of Shares			(100,000)	(3,839,395)	(3,839,395)
Net Increase (Decrease) due to Share Transactions			(100,000)	(3,839,395)	(3,839,395)
Net Income (Loss)
Net Investment Income (Loss)		(6)		(52,195)	(52,201)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		667		8,189,670	8,190,337
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(574)		(6,220,634)	(6,221,208)
Net Income (Loss)		87		1,916,841	1,916,928
Net Change in Shareholders' Equity	—	87	(100,000)	(1,922,554)	(1,922,467)
Balance at June 30, 2021	40	$1,462	700,000	$25,578,505	$25,579,967

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

Invesco DB Silver Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$1,487	700,000	$26,016,103	$26,017,590
Purchases of Shares			100,000	3,708,528	3,708,528
Redemption of Shares			(100,000)	(3,839,395)	(3,839,395)
Net Increase (Decrease) due to Share Transactions			—	(130,867)	(130,867)
Net Income (Loss)
Net Investment Income (Loss)		(8)		(98,048)	(98,056)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		667		8,189,670	8,190,337
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(684)		(8,398,353)	(8,399,037)
Net Income (Loss)		(25)		(306,731)	(306,756)
Net Change in Shareholders' Equity	—	(25)	—	(437,598)	(437,623)
Balance at June 30, 2021	40	$1,462	700,000	$25,578,505	$25,579,967

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

Invesco DB Silver Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$(306,756)	$686,456
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(12,997,792)	(15,959,653)
Proceeds from securities sold and matured	12,000,000	18,999,994
Cost of affiliated investments purchased	(34,057,626)	(22,083,621)
Proceeds from affiliated investments sold	35,585,645	18,913,049
Net accretion of discount on United States Treasury Obligations	(3,666)	(55,736)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(246)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,079	1,731
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(443,275)	(553,430)
Dividends from affiliates	(61)	2,548
Management fees	1,674	(688)
Brokerage commissions and fees	—	6
Net cash provided by (used in) operating activities	(220,778)	(49,590)
Cash flows from financing activities:
Proceeds from purchases of Shares	3,708,528	—
Redemption of Shares	(3,839,395)	—
Net cash provided by (used in) financing activities	(130,867)	—
Net change in cash	(351,645)	(49,590)
Cash at beginning of period	351,645	49,590
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$470	$637

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Silver Fund

Notes to Unaudited Financial Statements

June 30, 2021

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

This Quarterly Report (the “Report”) covers the three and six months ended  June 30, 2021 and 2020.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and six months ended June 30, 2021 and 2020.

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

Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2021 and 2020, respectively.

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

The Managing Owner waived fees of $251 and $3,230 for the three and six months ended June 30, 2021, respectively. The Managing Owner waived fees of $2,795 and $5,120 for the three and six months ended June 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$12,998,469	$—	$12,998,469
Money Market Mutual Fund	12,311,857	—	—	12,311,857
Total Investments in Securities	12,311,857	12,998,469	—	25,310,326
Other Investments—Liabilities(a)
Commodity Futures Contracts	(875,064)	—	—	(875,064)
Total Investments	$11,436,793	$12,998,469	$—	$24,435,262

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$11,998,090	$—	$11,998,090
Money Market Mutual Fund	13,839,876	—	—	13,839,876
Total Investments in Securities	13,839,876	11,998,090	—	25,837,966
Other Investments—Assets(a)
Commodity Futures Contracts	7,522,894	—	—	7,522,894
Total Investments	$21,362,770	$11,998,090	$—	$33,360,860

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(875,064)	$7,522,894	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$8,190,337	$(573,066)
	Net Change in Unrealized Gain (Loss)	(6,220,213)	4,529,661
Total		$1,970,124	$3,956,595

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$8,190,337	$(573,066)
	Net Change in Unrealized Gain (Loss)	(8,397,958)	1,235,346
Total		$(207,621)	$662,280

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average Notional Value	$27,395,198	$14,241,319	$27,421,486	$14,557,359

Note 8 – Investments in Affiliates

          Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021:

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$13,076,124	$16,148,399	$(16,912,666)	$—	$—	$12,311,857	$996

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$13,839,876	$34,057,626	$(35,585,645)	$—	$—	$12,311,857	$2,089

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020:

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$4,128,680	$13,157,667	$(9,680,805)	$—	$—	$7,605,542	$2,301

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$4,434,970	$22,083,621	$(18,913,049)	$—	$—	$7,605,542	$19,888

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended  June 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$34.38	$20.24	$37.17	$25.66
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	2.23	6.56	(0.50)	1.10
Net investment income (loss) (b)	(0.07)	(0.00)	(0.13)	0.04
Net income (loss)	2.16	6.56	(0.63)	1.14
Net asset value per Share, end of period	$36.54	$26.80	$36.54	$26.80
Market value per Share, beginning of period (c)	$34.28	$20.24	$37.38	$25.63
Market value per Share, end of period (c)	$36.62	$26.65	$36.62	$26.65
Ratio to average Net Assets (d)
Net investment income (loss)	(0.75)%	(0.08)%	(0.70)%	0.36%
Expenses, after waivers	0.79%	0.71%	0.75%	0.70%
Expenses, prior to waivers	0.79%	0.79%	0.77%	0.77%
Total Return, at net asset value (e)	6.28%	32.41%	(1.69)%	4.44%
Total Return, at market value (e)	6.83%	31.67%	(2.03)%	3.98%

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $(0.2) million and $(0.0) million for the six months ended June 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2021, $13.0 million was paid to purchase United States Treasury Obligations and $12.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2020, $16.0 million was paid to purchase United States Treasury Obligations and $19.0 million was received from sales and maturing United States Treasury Obligations. $35.6 million was received from sales of affiliated investments and $34.1 million was paid to purchase affiliated investments during the six months ended June 30, 2021. $18.9 million was received from sales of affiliated investments and $22.1 million was paid to purchase affiliated investments during the six months ended June 30, 2020.

     Financing Activities

          The Fund’s net cash flow provided by (used in) financing activities was $(0.1) million and $0.0 million during the six months ended June 30, 2021 and 2020, respectively. This included $3.7 million and $0.0 from shares purchased by Authorized Participants and $3.8 million and $0.0 million from shares redeemed by Authorized Participants during the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ OPT YIELD SILVER INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

DBS - For the Three Months Ended June 30, 2021
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Percentage Change
3/31/2021
6/30/2021
Date
NAV
Market
DBIQ Opt Yield Silver Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBS - For the Three Months Ended June 30, 2020
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
3/31/2020
6/30/2020
Date
NAV
Market
DBIQ Opt Yield Silver Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBS - For the Six Months Ended June 30, 2021
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2020
6/30/2021
Date
NAV
Market
DBIQ Opt Yield Silver Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBS - For the Six Months Ended June 30, 2020
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Percentage Change
12/31/2019
6/30/2020
Date
NAV
Market
DBIQ Opt Yield Silver Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY SI TR™ by disclosing the change in market value of the underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY SI TR™), and the Fund does not attempt to outperform or underperform the Index.  The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY SI TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2021	2020	2021	2020
DB Silver Indices	6.64%	32.66%	(1.16)%	4.57%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the three months ended June 30, 2021, the NYSE Arca market value of each Share increased from $34.28 per Share to $36.62 per Share. The Share price low and high for the three months ended June 30, 2021 and related change from the Share price on March 31, 2021 was as follows: Shares traded at a low of $34.78 per Share (+1.44%) on April 5, 2021 and a high of $39.60 per Share (+15.50%) on May 17, 2021. The total return for the Fund on a market value basis was +6.83%.

          For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $20.24 per Share to

$26.65 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $20.05 per Share (-0.96%) on April 1, 2020 and a high of $27.42 per Share (+35.47%) on June 1, 2020. The total return for the Fund on a market value basis was +31.67%.

Fund Share Net Asset Performance

For the three months ended June 30, 2021, the NAV of each Share increased from $34.38 per Share to $36.54 per Share. Rising prices of silver futures contracts during the three months ended June 30, 2021 contributed to an overall 6.63% increase in the level of the Index and to a 6.64% increase in the level of the DBIQ-OY SI TR™. The total return for the Fund on a NAV basis was +6.28%.

Net income (loss) for the three months ended June 30, 2021 was $1.9 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $8.2 million, net change in unrealized gain (loss) of $(6.2) million and net operating expenses of $0.1 million.

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

          Net income (loss) for the three months ended June 30, 2020 was $3.9 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(0.6) million, net change in unrealized gain (loss) of $4.5 million and net operating expenses of $0.0 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

          For the six months ended June 30, 2021, the NYSE Arca market value of each Share decreased from $37.38 per Share to

$36.62 per Share. The Share price low and high for the six months ended June 30, 2021 and related change from the Share price on

December 31, 2020 was as follows: Shares traded at a low of $33.65 per Share (-9.99%) on March 30, 2021 and a high of $40.86 per

Share (+9.30%) on February 1, 2021. The total return for the Fund on a market value basis was -2.03%.

          For the six months ended June 30, 2020, the NYSE Arca market value of each Share increased from $25.63 per Share to

$26.65 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on

December 31, 2019 was as follows: Shares traded at a low of $17.21 per Share (-32.84%) on March 18, 2020 and a high of $27.42 per

Share (+7.00%) on June 1, 2020. The total return for the Fund on a market value basis was +3.98%.

Fund Share Net Asset Performance

          For the six months ended June 30, 2021, the NAV of each Share decreased from $37.16 per Share to $36.54 per Share.

Falling prices of silver futures contracts during the six months ended June 30, 2021 contributed to an overall 1.18% decrease in the

level of the Index and to a 1.16% decrease in the level of the DBIQ-OY SI TR™. The total return for the Fund on a NAV basis was    -1.67%.

          Net income (loss) for the six months ended June 30, 2021 was $(0.3) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $8.2 million, net change in unrealized gain (loss) of $(8.4) million and net operating expenses of $0.1 million.

          For the six months ended June 30, 2020, the NAV of each Share increased from $25.66 per Share to $26.80 per Share.

Rising prices of silver futures contracts during the six months ended June 30, 2020 contributed to an overall 4.24% increase in the level of the Index and to a 4.57% increase in the level of the DBIQ-OY SI TR™. The total return for the Fund on a NAV basis was +4.44%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2021.

				For the Six Months Ended
				June 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Silver Fund	$25,579,967	2.24%	$1,334,563	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Silver Fund	$26,017,590	2.41%	$1,458,840	13

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

The following were the primary trading risk exposures of the Fund as of June 30, 2021:

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

     Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2021 to April 30, 2021	—	$—
May 1, 2021 to May 31, 2021	100,000	38.39
June 1, 2021 to June 30, 2021	—	—
Total	100,000	$38.39

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Silver Fund – June 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Silver Fund – June 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Silver Fund –December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Silver Fund – For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Three Months Ended June 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Three Months Ended June 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Six Months Ended June 30, 2021 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Silver Fund – For the Six Months Ended June 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Silver Fund – For the Six Months Ended June 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Silver Fund— June 30, 2021.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Silver Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 5, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 5, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools